Form 10-K
period 2023-12-31
BBCMS Mortgage Trust 2022-C18
filed 2024-03-14
CIK 1950140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Central Index Key Number of the sponsor: 0001755531

Societe Generale Financial Corporation

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4238374 38-4238375 (I.R.S. Employer Identification Numbers)

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Not applicable.

EXPLANATORY NOTES

The WRS Retail Portfolio Mortgage Loan, the 70 Hudson Street Mortgage Loan and The Showboat Hotel Mortgage Loan, which constituted approximately 7.4%, 4.5% and 3.1%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the WRS Retail Portfolio Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity, (b) with respect to the 70 Hudson Street Mortgage Loan, five other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity and (c) with respect to The Showboat Hotel Mortgage Loan, two other pari passu loans, each of which are not assets of the issuing entity. These loan combinations, including the WRS Retail Portfolio Mortgage Loan, the 70 Hudson Street Mortgage Loan and The Showboat Hotel Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Rialto Industrial Mortgage Loan, which constituted approximately 8.4% of the asset pool of the issuing entity as of its cut-off date.  The Rialto Industrial Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Rialto Industrial Mortgage Loan and six other pari passu loans, which are not assets of the issuing entity. This loan combination, including the Rialto Industrial Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Rialto Industrial loan combination in the MSWF Commercial Mortgage Trust 2023-1 transaction, Commission File Number 333-259741-05 (the “MSWF 2023-1 Transaction”).  After the closing of the MSWF 2023-1 Transaction on May 25, 2023, this loan combination, including the Rialto Industrial Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSWF 2023-1 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer of the Phoenix Industrial Portfolio IX Mortgage Loan, the 469 7th Avenue Mortgage Loan and the Saks Fulfillment Center Mortgage Loan and the special servicer of the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

Computershare Trust Company, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Rialto Industrial Mortgage Loan, the Phoenix Industrial Portfolio IX Mortgage Loan, the Hamilton Portfolio Mortgage Loan, the 469 7th Avenue Mortgage Loan, the Autokiniton Industrial Portfolio Mortgage Loan, the Saks Fulfillment Center Mortgage Loan, the Crossgates Commons Mortgage Loan and the Park West Village Mortgage Loan.  As a result, Computershare Trust Company, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Computershare Trust Company, National Association in the capacities described above are listed in the Exhibit Index.

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

Wells Fargo Bank, National Association is the primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the Wyndham National Hotel Portfolio Mortgage Loan, which when combined with its other capacities described in the preceding paragraph, means that Wells Fargo Bank, National Association is a servicing function participant with respect to 5% or more of the assets of the issuing entity as of its cut-off date.  The assessment of compliance with applicable servicing criteria and accountants’ attestation report delivered by Wells Fargo Bank, National Association in such capacity is listed in the Exhibit Index.

Argentic Services Company LP is the special servicer of the Rialto Industrial Mortgage Loan, the Hamilton Portfolio Mortgage Loan, the Autokiniton Industrial Portfolio Mortgage Loan and the Crossgates Commons Mortgage Loan. As a result, Argentic Services Company LP is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Argentic Services Company LP in the capacities described above are listed in the Exhibit Index.

Pentalpha Surveillance LLC is the operating advisor of the Rialto Industrial Mortgage Loan, the Hamilton Portfolio Mortgage Loan, the 469 7th Avenue Mortgage Loan, the Autokiniton Industrial Portfolio Mortgage Loan, the Crossgates Commons Mortgage Loan and the Park West Village Mortgage Loan.  As a result, Pentalpha Surveillance LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Pentalpha Surveillance LLC in the capacities described above are listed in the Exhibit Index.

K-Star Asset Management LLC is the special servicer of the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan, which constituted approximately 4.7% and 1.2%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan from May 10, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Computershare Trust Company, National Association acts as trustee of the WRS Retail Portfolio Mortgage Loan, the 70 Hudson Street Mortgage Loan, The Showboat Hotel Mortgage Loan, the Phoenix Industrial Portfolio IX Mortgage Loan, the Saks Fulfillment Center Mortgage Loan, the 469 7th Avenue Mortgage Loan and the Rialto Industrial Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the BMO 2022-C3 Transaction, the pooling and servicing agreement for the Benchmark 2022-B37 Transaction and the pooling and servicing agreement for the MSWF 2023-1 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the WRS Retail Portfolio Mortgage Loan, the 70 Hudson Street Mortgage Loan, The Showboat Hotel Mortgage Loan, the Phoenix Industrial Portfolio IX Mortgage Loan, the Saks Fulfillment Center Mortgage Loan, the 469 7th Avenue Mortgage Loan and the Rialto Industrial Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

Wilmington Trust, National Association acts as trustee of the Wyndham National Hotel Portfolio Mortgage Loan, the Hamilton Portfolio Mortgage Loan, the Autokiniton Industrial Portfolio Mortgage Loan, the Crossgates Commons Mortgage Loan and the Park West Village Mortgage Loan.  Pursuant to the pooling and servicing agreement for the UBS 2019-C18 Transaction and the pooling and servicing agreement for the BBCMS 2022-C17 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Wyndham National Hotel Portfolio Mortgage Loan, the Hamilton Portfolio Mortgage Loan, the Autokiniton Industrial Portfolio Mortgage Loan, the Crossgates Commons Mortgage Loan and the Park West Village Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by the primary servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Rialto Industrial Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria, accountants’ attestation report and servicer compliance statement from Computershare Trust Company, National Association (“CTCNA”).  CTCNA was engaged by Wells Fargo Bank, National Association (“Wells Fargo”), in its capacity as certificate administrator and custodian, to perform certain specified servicing functions identified in the assessment of compliance with applicable servicing criteria and accountants’ attestation reports.  Wells Fargo engaged CTCNA in connection with the sale of Wells Fargo’s corporate trust services business to CTCNA and its affiliates.  Further, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this party is a “servicer” for the purposes of Item 1123 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the Hamilton Portfolio Mortgage Loan, the Autokiniton Industrial Portfolio Mortgage Loan, the Crossgates Commons Mortgage Loan, the Park West Village Mortgage Loan, the Phoenix Industrial Portfolio IX Mortgage Loan, the Saks Fulfillment Center Mortgage Loan, the 469 7th Avenue Mortgage Loan, the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

With respect to the pari passu loan combinations that include the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of K-Star Asset Management LLC as special servicer of the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of K-Star Asset Management LLC as special servicer of the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Rialto Industrial Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSWF 2023-1 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSWF 2023-1 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSWF 2023-1 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

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

4.2           Pooling and Servicing Agreement, dated as of December 1, 2019, among UBS Commercial Mortgage Securitization Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

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

4.6           Pooling and Servicing Agreement, dated as of May 1, 2023, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Argentic Services Company LP, as Special Servicer, Computershare Trust Company, National Association, as Certificate Administrator and as Trustee, and Pentalpha Surveillance LLC, as Operating Advisor and as Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on May 31, 2023 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.7           Co-Lender Agreement, dated as of November 22, 2022, by and between SPREF WH II LLC, as Initial Note A-1 Holder, SPREF WH II LLC, as Initial Note A-2 Holder, SPREF WH II LLC, as Initial Note A-3 Holder, SPREF WH II LLC, as Initial Note A-4 Holder, SPREF WH II LLC, as Initial Note A-5 Holder, SPREF WH II LLC, as Initial Note A-6 Holder, SPREF WH II LLC, as Initial Note A-7 Holder, and SPREF WH II LLC, as Initial Note A-8 Holder (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.8           Co-Lender Agreement, dated as of October 28, 2022, between LMF Commercial, LLC, as Note A-1 Holder, LMF Commercial, LLC, as Note A-2 Holder, LMF Commercial, LLC, as Note A-3 Holder, and LMF Commercial, LLC, as Note A-4 Holder (filed as Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.9           Agreement Between Note Holders, dated as of October 7, 2022, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-5 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Note A-6 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.10           Amended and Restated Co-Lender Agreement, dated as of December 9, 2022, by and among Natixis Real Estate Capital LLC, as Initial Note A-A-1 Holder, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer on behalf of Wilmington Trust, National Association, as Trustee for the benefit of the Registered Holders of BBCMS Mortgage Trust 2022-C16, Commercial Mortgage Pass-Through Certificates, Series 2022-C16, as Initial Note A-A-2 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-3 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-4 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-5 Holder, Natixis Real Estate Capital LLC, as Initial Note A-A-6 Holder, and John Hancock Life Insurance Company (U.S.A.), as Initial Note A-B Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of September 8, 2022, by and between BSPRT CMBS Finance, LLC, as Initial Note A-1 Holder, BSPRT Finance Sub-Lender I, LLC, as Initial Note A-2 Holder, BSPRT CMBS Finance, LLC, as Initial Note A-3 Holder) and BSPRT Finance Sub-Lender I, LLC, as Initial Note A-4 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.12         Co-Lender Agreement, dated as of October 31, 2022, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, Barclays Capital Real Estate Inc., as Initial Note A-2-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2-2 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.13         Agreement Between Note Holders, dated as of December 20, 2019, by and between UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-5 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-6 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-7 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-8 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-9 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-10 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-11 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-12 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.14         Agreement Between Note Holder, dated as of August 30, 2022, by and between Citi Real Estate Funding Inc., as Initial Note A-1 Holder, Citi Real Estate Funding Inc., as Initial Note A-3 Holder, Citi Real Estate Funding Inc., as Initial Note A-5 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-2 Holder, UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-4 Holder and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-6 Holder (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.15         Co-Lender Agreement, dated as of August 16, 2022, by and between Barclays Capital Real Estate Inc., as Initial Note A-1 Holder, and Barclays Capital Real Estate Inc., as Initial Note A-2 Holder (filed as Exhibit 4.14 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.16         Co-Lender Agreement, dated as of August 2, 2022, by and between Bank of Montreal, as Initial Note A-1 Holder, Bank of Montreal, as Initial Note A-2 Holder, Bank of Montreal, as Initial Note A-3 Holder, Bank of Montreal, as Initial Note A-4 Holder, and Bank of Montreal, as Initial Note A-5 Holder (filed as Exhibit 4.15 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.17         Co-Lender Agreement, dated as of August 4, 2022, by and between SPREF WH IV LLC, as Initial Note A-1 Holder, SPREF WH IV LLC, as Initial Note A-2 Holder, SPREF WH IV LLC, as Initial Note A-3 Holder, and SPREF WH IV LLC, as Initial Note A-4 Holder (filed as Exhibit 4.16 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.18         Agreement Between Noteholders, dated as of August 3, 2022, by and among Bank of Montreal, as Initial BMO Note A Holder, Citi Real Estate Funding Inc., as Initial CREFI Note A Holder, Starwood Mortgage Capital LLC, as Initial SMC Note A Holder, Bank of Montreal, as Initial Note B-A Holder, and Park West Village Grand Avenue Partners, LLC, as Initial Note B-B Holder (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

4.19         Primary Servicing Agreement, dated as of December 1, 2022, by and between Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, and KeyBank National Association, as Primary Servicer (filed as Exhibit 4.18 to the registrant’s Current Report on Form 8-K filed on December 14, 2022 under Commission File No. 333-257737-06 and incorporated by reference herein).

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

33.8         Rialto Capital Advisors, LLC, as Special Servicer of the WRS Retail Portfolio Mortgage Loan (see Exhibit 33.2)

33.9         Computershare Trust Company, National Association, as Trustee of the WRS Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.10       Computershare Trust Company, National Association, as Custodian of the WRS Retail Portfolio Mortgage Loan (see Exhibit 33.4)

33.11       Park Bridge Lender Services LLC, as Operating Advisor of the WRS Retail Portfolio Mortgage Loan (see Exhibit 33.5)

33.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 33.1)

33.13       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 33.2)

33.14       Computershare Trust Company, National Association, as Trustee of the 70 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

33.15       Computershare Trust Company, National Association, as Custodian of the 70 Hudson Street Mortgage Loan (see Exhibit 33.4)

33.16       Park Bridge Lender Services LLC, as Operating Advisor of the 70 Hudson Street Mortgage Loan (see Exhibit 33.5)

33.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 33.1)

33.18       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 33.2)

33.19       Computershare Trust Company, National Association, as Trustee of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of The Showboat Hotel Mortgage Loan (see Exhibit 33.4)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of The Showboat Hotel Mortgage Loan (see Exhibit 33.5)

33.22       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan

33.23       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.24       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.25       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan

33.26       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

33.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.4)

33.29       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 33.6)

33.30       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan

33.31       Wilmington Trust, National Association, as Trustee of the Hamilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.32       Computershare Trust Company, National Association, as Custodian of the Hamilton Portfolio Mortgage Loan (see Exhibit 33.4)

33.33       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Portfolio Mortgage Loan

33.34       KeyBank National Association, as Primary Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.35       Argentic Services Company LP, as Special Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.30)

33.36       Wilmington Trust, National Association, as Trustee of the Autokiniton Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.37       Computershare Trust Company, National Association, as Custodian of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.38       Pentalpha Surveillance LLC, as Operating Advisor of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.33)

33.39       KeyBank National Association, as Primary Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 33.6)

33.40       Argentic Services Company LP, as Special Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 33.30)

33.41       Wilmington Trust, National Association, as Trustee of the Crossgates Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.42       Computershare Trust Company, National Association, as Custodian of the Crossgates Commons Mortgage Loan (see Exhibit 33.4)

33.43       Pentalpha Surveillance LLC, as Operating Advisor of the Crossgates Commons Mortgage Loan (see Exhibit 33.33)

33.44       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 33.6)

33.45       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 33.6)

33.46       Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.47       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 33.4)

33.48       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 33.33)

33.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 33.1)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.51       K-Star Asset Management LLC, as Special Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.52       Computershare Trust Company, National Association, as Trustee of the Phoenix Industrial Portfolio IX Mortgage Loan (Omitted. See Explanatory Notes.)

33.53       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 33.4)

33.54       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 33.5)

33.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.1)

33.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023 (see Exhibit 33.1)

33.57       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Trustee of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.59       Computershare Trust Company, National Association, as Custodian of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.4)

33.60       Park Bridge Lender Services LLC, as Operating Advisor of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.5)

33.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 33.1)

33.62       Rialto Capital Advisors, LLC, as Special Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 33.2)

33.63       Computershare Trust Company, National Association, as Trustee of the 469 7th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Computershare Trust Company, National Association, as Custodian of the 469 7th Avenue Mortgage Loan (see Exhibit 33.4)

33.65       Pentalpha Surveillance LLC, as Operating Advisor of the 469 7th Avenue Mortgage Loan (see Exhibit 33.33)

33.66       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 33.22)

33.67       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 33.30)

33.68       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 33.4)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 33.33)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan (see Exhibit 33.27)

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

34.8         Rialto Capital Advisors, LLC, as Special Servicer of the WRS Retail Portfolio Mortgage Loan (see Exhibit 34.2)

34.9         Computershare Trust Company, National Association, as Trustee of the WRS Retail Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.10       Computershare Trust Company, National Association, as Custodian of the WRS Retail Portfolio Mortgage Loan (see Exhibit 34.4)

34.11       Park Bridge Lender Services LLC, as Operating Advisor of the WRS Retail Portfolio Mortgage Loan (see Exhibit 34.5)

34.12       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 34.1)

34.13       Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 34.2)

34.14       Computershare Trust Company, National Association, as Trustee of the 70 Hudson Street Mortgage Loan (Omitted. See Explanatory Notes.)

34.15       Computershare Trust Company, National Association, as Custodian of the 70 Hudson Street Mortgage Loan (see Exhibit 34.4)

34.16       Park Bridge Lender Services LLC, as Operating Advisor of the 70 Hudson Street Mortgage Loan (see Exhibit 34.5)

34.17       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 34.1)

34.18       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 34.2)

34.19       Computershare Trust Company, National Association, as Trustee of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of The Showboat Hotel Mortgage Loan (see Exhibit 34.4)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of The Showboat Hotel Mortgage Loan (see Exhibit 34.5)

34.22       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan

34.23       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.24       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.25       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan

34.26       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.27       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

34.28       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.4)

34.29       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 34.6)

34.30       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan

34.31       Wilmington Trust, National Association, as Trustee of the Hamilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.32       Computershare Trust Company, National Association, as Custodian of the Hamilton Portfolio Mortgage Loan (see Exhibit 34.4)

34.33       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Portfolio Mortgage Loan

34.34       KeyBank National Association, as Primary Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.35       Argentic Services Company LP, as Special Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.30)

34.36       Wilmington Trust, National Association, as Trustee of the Autokiniton Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.37       Computershare Trust Company, National Association, as Custodian of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.38       Pentalpha Surveillance LLC, as Operating Advisor of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.33)

34.39       KeyBank National Association, as Primary Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 34.6)

34.40       Argentic Services Company LP, as Special Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 34.30)

34.41       Wilmington Trust, National Association, as Trustee of the Crossgates Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.42       Computershare Trust Company, National Association, as Custodian of the Crossgates Commons Mortgage Loan (see Exhibit 34.4)

34.43       Pentalpha Surveillance LLC, as Operating Advisor of the Crossgates Commons Mortgage Loan (see Exhibit 34.33)

34.44       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 34.6)

34.45       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 34.6)

34.46       Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.47       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 34.4)

34.48       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 34.33)

34.49       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 34.1)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.51       K-Star Asset Management LLC, as Special Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.52       Computershare Trust Company, National Association, as Trustee of the Phoenix Industrial Portfolio IX Mortgage Loan (Omitted. See Explanatory Notes.)

34.53       Computershare Trust Company, National Association, as Custodian of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 34.4)

34.54       Park Bridge Lender Services LLC, as Operating Advisor of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 34.5)

34.55       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.1)

34.56       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023 (see Exhibit 34.1)

34.57       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Trustee of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.59       Computershare Trust Company, National Association, as Custodian of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.4)

34.60       Park Bridge Lender Services LLC, as Operating Advisor of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.5)

34.61       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 34.1)

34.62       Rialto Capital Advisors, LLC, as Special Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 34.2)

34.63       Computershare Trust Company, National Association, as Trustee of the 469 7th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Computershare Trust Company, National Association, as Custodian of the 469 7th Avenue Mortgage Loan (see Exhibit 34.4)

34.65       Pentalpha Surveillance LLC, as Operating Advisor of the 469 7th Avenue Mortgage Loan (see Exhibit 34.33)

34.66       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 34.22)

34.67       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 34.30)

34.68       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 34.4)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 34.33)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan (see Exhibit 34.27)

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

35.6         Rialto Capital Advisors, LLC, as Special Servicer of the WRS Retail Portfolio Mortgage Loan (see Exhibit 35.2)

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan

35.12       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.13       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 35.4)

35.14       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan

35.15       KeyBank National Association, as Primary Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 35.4)

35.16       Argentic Services Company LP, as Special Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 35.14)

35.17       KeyBank National Association, as Primary Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 35.4)

35.18       Argentic Services Company LP, as Special Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 35.14)

35.19       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 35.4)

35.20       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 35.4)

35.21       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 35.1)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.23       K-Star Asset Management LLC, as Special Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 35.1)

35.25       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Saks Fulfillment Center Mortgage Loan prior to May 10, 2023 (see Exhibit 35.1)

35.26       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.27       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 35.1)

35.28       Rialto Capital Advisors, LLC, as Special Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 35.2)

35.29       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 35.11)

35.30       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 35.14)

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

Date: March 13, 2024