Form 10-K
period 2025-12-31
BBCMS Mortgage Trust 2022-C18
filed 2026-03-17
CIK 1950140

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

UBS AG New York Branch

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

Wells Fargo Bank, National Association is the primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan, which constituted approximately 8.4% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date  In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan from January 1, 2025 to February 28, 2025. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

Trimont LLC is the primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan, which constituted approximately 8.4% and 2.9%, respectively, of the asset pool of the issuing entity as of its cut-off date  In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan from March 1, 2025 to December 31, 2025. As a result, Trimont LLC is an unaffiliated party that, as a result of such pro rata reduction of such percentage, is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB and so no servicer compliance statement is required.

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

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Solutions, LLC.  This entity was engaged by Trimont LLC as the primary servicer of the Wyndham National Hotel Portfolio Mortgage Loan and the Rialto Industrial Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Item 1122(d)(4)(xi) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Rialto Industrial Mortgage Loan, the Wyndham National Hotel Portfolio Mortgage Loan, the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan Portfolio Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Wells Fargo Bank, National Association as primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025 and Wells Fargo Bank, National Association as custodian of the Wyndham National Hotel Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Wells Fargo Bank, National Association as primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025, Trimont LLC as primary servicer of the Rialto Industrial Mortgage Loan and the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025, K-Star Asset Management LLC as special servicer of the Phoenix Industrial Portfolio IX Mortgage Loan and the Saks Fulfillment Center Mortgage Loan listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties.

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

33.18       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 33.2)

33.19       Computershare Trust Company, National Association, as Trustee of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

33.20       Computershare Trust Company, National Association, as Custodian of The Showboat Hotel Mortgage Loan (see Exhibit 33.4)

33.21       Park Bridge Lender Services LLC, as Operating Advisor of The Showboat Hotel Mortgage Loan (see Exhibit 33.5)

33.22       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.23       Trimont LLC, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025

33.24       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.2)

33.25       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.26       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.27       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 33.5)

33.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

33.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.4)

33.30       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (See Exhibit 33.6)

33.31       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan

33.32       Wilmington Trust, National Association, as Trustee of the Hamilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.33       Computershare Trust Company, National Association, as Custodian of the Hamilton Portfolio Mortgage Loan (see Exhibit 33.4)

33.34       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Portfolio Mortgage Loan

33.35       KeyBank National Association, as Primary Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.6)

33.36       Argentic Services Company LP, as Special Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.31)

33.37       Wilmington Trust, National Association, as Trustee of the Autokiniton Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.38       Computershare Trust Company, National Association, as Custodian of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.4)

33.39       Pentalpha Surveillance LLC, as Operating Advisor of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 33.34)

33.40       KeyBank National Association, as Primary Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 33.6)

33.41       Argentic Services Company LP, as Special Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 33.31)

33.42       Wilmington Trust, National Association, as Trustee of the Crossgates Commons Mortgage Loan (Omitted. See Explanatory Notes.)

33.43       Computershare Trust Company, National Association, as Custodian of the Crossgates Commons Mortgage Loan (see Exhibit 33.4)

33.44       Pentalpha Surveillance LLC, as Operating Advisor of the Crossgates Commons Mortgage Loan (see Exhibit 33.34)

33.45       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 33.6)

33.46       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 33.6)

33.47       Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.48       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 33.4)

33.49       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 33.34)

33.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 33.1)

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

33.56       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.51)

33.57       Computershare Trust Company, National Association, as Trustee of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.58       Computershare Trust Company, National Association, as Custodian of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.4)

33.59       Park Bridge Lender Services LLC, as Operating Advisor of the Saks Fulfillment Center Mortgage Loan (see Exhibit 33.5)

33.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 33.1)

33.61       Rialto Capital Advisors, LLC, as Special Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 33.2)

33.62       Computershare Trust Company, National Association, as Trustee of the 469 7th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

33.63       Computershare Trust Company, National Association, as Custodian of the 469 7th Avenue Mortgage Loan (see Exhibit 33.4)

33.64       Pentalpha Surveillance LLC, as Operating Advisor of the 469 7th Avenue Mortgage Loan (see Exhibit 33.34)

33.65       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

33.66       Trimont LLC, as Primary Servicer of the Rialto Industrial Mortgage Loan on and after March 1, 2025 (see Exhibit 33.23)

33.67       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 33.31)

33.68       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

33.69       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 33.4)

33.70       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 33.34)

33.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan (see Exhibit 33.28)

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

34.18       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 34.2)

34.19       Computershare Trust Company, National Association, as Trustee of The Showboat Hotel Mortgage Loan (Omitted. See Explanatory Notes.)

34.20       Computershare Trust Company, National Association, as Custodian of The Showboat Hotel Mortgage Loan (see Exhibit 34.4)

34.21       Park Bridge Lender Services LLC, as Operating Advisor of The Showboat Hotel Mortgage Loan (see Exhibit 34.5)

34.22       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.23       Trimont LLC, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025

34.24       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.2)

34.25       Wilmington Trust, National Association, as Trustee of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.26       Wells Fargo Bank, National Association, as Custodian of the Wyndham National Hotel Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.27       Park Bridge Lender Services LLC, as Operating Advisor of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 34.5)

34.28       CoreLogic Solutions, LLC, as Servicing Function Participant of the Wyndham National Hotel Portfolio Mortgage Loan

34.29       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.4)

34.30       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (See Exhibit 34.6)

34.31       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan

34.32       Wilmington Trust, National Association, as Trustee of the Hamilton Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.33       Computershare Trust Company, National Association, as Custodian of the Hamilton Portfolio Mortgage Loan (see Exhibit 34.4)

34.34       Pentalpha Surveillance LLC, as Operating Advisor of the Hamilton Portfolio Mortgage Loan

34.35       KeyBank National Association, as Primary Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.6)

34.36       Argentic Services Company LP, as Special Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.31)

34.37       Wilmington Trust, National Association, as Trustee of the Autokiniton Industrial Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.38       Computershare Trust Company, National Association, as Custodian of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.4)

34.39       Pentalpha Surveillance LLC, as Operating Advisor of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 34.34)

34.40       KeyBank National Association, as Primary Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 34.6)

34.41       Argentic Services Company LP, as Special Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 34.31)

34.42       Wilmington Trust, National Association, as Trustee of the Crossgates Commons Mortgage Loan (Omitted. See Explanatory Notes.)

34.43       Computershare Trust Company, National Association, as Custodian of the Crossgates Commons Mortgage Loan (see Exhibit 34.4)

34.44       Pentalpha Surveillance LLC, as Operating Advisor of the Crossgates Commons Mortgage Loan (see Exhibit 34.34)

34.45       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 34.6)

34.46       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 34.6)

34.47       Wilmington Trust, National Association, as Trustee of the Park West Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.48       Computershare Trust Company, National Association, as Custodian of the Park West Village Mortgage Loan (see Exhibit 34.4)

34.49       Pentalpha Surveillance LLC, as Operating Advisor of the Park West Village Mortgage Loan (see Exhibit 34.34)

34.50       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 34.1)

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

34.56       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.51)

34.57       Computershare Trust Company, National Association, as Trustee of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.58       Computershare Trust Company, National Association, as Custodian of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.4)

34.59       Park Bridge Lender Services LLC, as Operating Advisor of the Saks Fulfillment Center Mortgage Loan (see Exhibit 34.5)

34.60       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 34.1)

34.61       Rialto Capital Advisors, LLC, as Special Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 34.2)

34.62       Computershare Trust Company, National Association, as Trustee of the 469 7th Avenue Mortgage Loan (Omitted. See Explanatory Notes.)

34.63       Computershare Trust Company, National Association, as Custodian of the 469 7th Avenue Mortgage Loan (see Exhibit 34.4)

34.64       Pentalpha Surveillance LLC, as Operating Advisor of the 469 7th Avenue Mortgage Loan (see Exhibit 34.34)

34.65       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

34.66       Trimont LLC, as Primary Servicer of the Rialto Industrial Mortgage Loan on and after March 1, 2025 (see Exhibit 34.23)

34.67       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 34.31)

34.68       Computershare Trust Company, National Association, as Trustee of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

34.69       Computershare Trust Company, National Association, as Custodian of the Rialto Industrial Mortgage Loan (see Exhibit 34.4)

34.70       Pentalpha Surveillance LLC, as Operating Advisor of the Rialto Industrial Mortgage Loan (see Exhibit 34.34)

34.71       CoreLogic Solutions, LLC, as Servicing Function Participant of the Rialto Industrial Mortgage Loan (see Exhibit 34.28)

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

35.7         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.1)

35.8         Rialto Capital Advisors, LLC, as Special Servicer of the 70 Hudson Street Mortgage Loan (see Exhibit 35.2)

35.9         Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 35.1)

35.10       Rialto Capital Advisors, LLC, as Special Servicer of The Showboat Hotel Mortgage Loan (see Exhibit 35.2)

35.11       Wells Fargo Bank, National Association, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan prior to March 1, 2025 (Omitted. See Explanatory Notes.)

35.12       Trimont LLC, as Primary Servicer of the Wyndham National Hotel Portfolio Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.13       Rialto Capital Advisors, LLC, as Special Servicer of the Wyndham National Hotel Portfolio Mortgage Loan (see Exhibit 35.2)

35.14       KeyBank National Association, as Primary Servicer of the Hamilton Portfolio Mortgage Loan (see Exhibit 35.4)

35.15       Argentic Services Company LP, as Special Servicer of the Hamilton Portfolio Mortgage Loan

35.16       KeyBank National Association, as Primary Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 35.4)

35.17       Argentic Services Company LP, as Special Servicer of the Autokiniton Industrial Portfolio Mortgage Loan (see Exhibit 35.15)

35.18       KeyBank National Association, as Primary Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 35.4)

35.19       Argentic Services Company LP, as Special Servicer of the Crossgates Commons Mortgage Loan (see Exhibit 35.15)

35.20       KeyBank National Association, as Primary Servicer of the Park West Village Mortgage Loan (see Exhibit 35.4)

35.21       KeyBank National Association, as Special Servicer of the Park West Village Mortgage Loan (see Exhibit 35.4)

35.22       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan (see Exhibit 35.1)

35.23       K-Star Asset Management LLC, as Special Servicer of the Phoenix Industrial Portfolio IX Mortgage Loan (Omitted. See Explanatory Notes.)

35.24       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Saks Fulfillment Center Mortgage Loan (see Exhibit 35.1)

35.25       K-Star Asset Management LLC, as Special Servicer of the Saks Fulfillment Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.26       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 35.1)

35.27       Rialto Capital Advisors, LLC, as Special Servicer of the 469 7th Avenue Mortgage Loan (see Exhibit 35.2)

35.28       Wells Fargo Bank, National Association, as Primary Servicer of the Rialto Industrial Mortgage Loan (Omitted. See Explanatory Notes.)

35.29       Trimont LLC, as Primary Servicer of the Rialto Industrial Mortgage Loan on and after March 1, 2025 (Omitted. See Explanatory Notes.)

35.30       Argentic Services Company LP, as Special Servicer of the Rialto Industrial Mortgage Loan (see Exhibit 35.15)

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

Date: March 16, 2026